Form 10-Q
period 2000-03-31
EBASEONE CORP
filed 2000-05-15
CIK 1099146

                UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                            Commission File Number:


                              EBASEONE CORPORATION
              Exact name of Registrant as specified in is charter

          DELAWARE                                      13-3911740
    State of Incorporation                 IRS Employer Identification Number

                        6060 RICHMOND AVENUE, SUITE 190
                             HOUSTON, TEXAS  77057
                                  713-975-8700
          Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes          No   X
    ------      -----


The number of shares of common stock of the Registrant outstanding at March 31, 2000 was 38,039,133.

                              EBASEONE CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                     INDEX

                                                                 PAGE NO.
                                                                 --------
PART I  FINANCAL INFORMATION

Item 1  Financial Statements                                           3
        Condensed Consolidated Balance Sheets                          4
        Condensed Consolidated Statement of Cash flows                 5
        Notes to Condensed Consolidated Financial Statements           6

Item 2  Management's Discussion and Analysis or Plan of Operation      7
Item 3  Quantitative and Qualitative Disclosures About Market Risk    14

PART II OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds                     14
Item 6  Exhibits and Reports on Form 8-K                              14

ITEM 1.   FINANCIAL STATEMENTS


                     EBASEONE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                   ------
                                                                                        March 31,             September 30,
                                                                                           2000                   1999
                                                                                  ------------------      -----------------
                                                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  5,135,000            $   308,000
  Account receivable - trade, no allowance for doubtful accounts                              85,000                 40,000
  Note receivable                                                                             60,000                      -
  Other assets                                                                                26,000                  2,000
                                                                                        ------------            -----------
       Total current assets                                                                5,306,000                350,000

OTHER ASSETS                                                                                  46,000                 18,000

Property and Equipment, net                                                                1,148,000                333,000
                                                                                        ------------            -----------
       Total assets                                                                     $  6,500,000            $   701,000
                                                                                        ============            ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                                                   $        -            $   110,000
  Current portion of long-term debt                                                           44,000                 55,000
  Current portion of capital lease obligation                                                295,000                 19,000
  Notes payable to stockholders                                                                    -                  5,000
  Trade accounts payable                                                                     539,000                373,000
  Accrued expenses and other current liabilities                                              32,000                247,000
                                                                                        ------------            -----------
       Total current liabilities                                                             910,000                819,000

Long-Term Debt, net of current portion                                                       225,000                360,000

Capital Lease Obligation, net of current portion                                             282,000                 56,000
                                                                                        ------------            -----------
       Total liabilities                                                                   1,417,000              1,225,000

SHAREHOLDERS' EQUITY (DEFICIT) :
  Note receivable from stockholder                                                                 -                 (8,000)
  Preferred stock, $.001 par value, 10,000,000 shares authorized; none                             -                      -
   issued
  Common stock subscribed (279,959 shares)                                                         -                    280
  Common stock, $.001 par value; 75,000,000 shares authorized;
    38,039,133 and 34,697,704 shares issued and outstanding at March 31,
     2000 and September 30, 1999                                                              38,000                 35,000
  Additional paid in capital                                                              17,258,000              3,603,000
  Accumulated deficit                                                                    (12,218,000)            (4,157,000)
  Accumulated other comprehensive income                                                       5,000                  3,000
                                                                                        ------------            -----------
       Total shareholders' equity (deficit)                                                5,083,000               (524,000)
                                                                                        ------------            -----------
       Total liabilities and shareholders' equity (deficit)                             $  6,500,000            $   701,000
                                                                                        ============            ===========

    See accompanying notes to condensed consolidated financial statements.

                     EBASEONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,                    Six Months Ended March 31,
                                             --------------------------------------         --------------------------------------
                                                   2000                    1999                   2000                    1999
                                             --------------            ------------         --------------            ------------
                                                          (unaudited)                                    (unaudited)
REVENUES:
  Product sales                                 $    88,000             $   117,000            $   294,000             $   253,000
  Service revenue                                    56,000                  53,000                 87,000                 106,000
                                                -----------             -----------            -----------             -----------
                                                    144,000                 170,000                381,000                 359,000
OPERATING EXPENSES:
  Cost of goods sold - products                      60,000                  49,000                176,000                 153,000
  Compensation - technical staff:
    Non-cash compensation                                 -                       -                 43,000                       -
    Other                                           361,000                  63,000                428,000                 124,000
                                                -----------             -----------            -----------             -----------
                                                    361,000                  63,000                471,000                 124,000
  General and administrative expenses:
    Non-cash compensation                         2,947,000                       -              4,860,000                       -
    Other                                         1,985,000                 274,000              2,974,000                 454,000
                                                -----------             -----------            -----------             -----------
                                                  4,932,000                 274,000              7,834,000                 454,000

INTEREST, NET                                        55,000                 (10,000)                39,000                 (15,000)
                                                -----------             -----------            -----------             -----------
NET LOSS                                        $(5,154,000)            $  (226,000)           $(8,061,000)            $  (387,000)
                                                -----------             -----------            -----------             -----------
NET LOSS PER SHARE - BASIC AND DILUTED                $(.14)                  $(.01)                 $(.22)                  $(.02)
                                                ===========             ===========            ===========             ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                     37,955,152              23,721,287             37,168,088              22,670,234
                                                ===========             ===========            ===========             ===========

    See accompanying notes to condensed consolidated financial statements.

                     EBASEONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                     March 31,
                                                                      ----------------------------------------
                                                                            2000                      1999
                                                                      --------------              ------------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(8,061,000)                $(387,000)
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation                                                             74,000                    27,000
     Non-cash compensation                                                 4,904,000                         -
     Non-cash services                                                       153,000                         -
     Changes in assets and liabilities:
      Accounts receivable                                                   (105,000)                   20,000
      Other assets                                                           (41,000)                        -
      Trade accounts payable                                                 166,000                    30,000
      Accrued liabilities                                                   (216,000)                  (20,000)
                                                                         -----------                 ---------
       Net cash used in operating activities                              (3,126,000)                 (330,000)

CASH FLOWS FROM INVESTING ACTIVITIES - purchase of                          (367,000)                   50,000
 furniture and equipment
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on notes payable                                                        -                    40,000
  Repayments of notes payable                                               (261,000)                        -
  Repayments of capital lease obligations                                    (20,000)                        -
  Proceeds from sale of common stock                                       8,398,000                    40,000
  Exercise of warrants                                                       138,000                    50,000
  Exercise of options                                                         65,000                         -
                                                                         -----------                 ---------
       Net cash provided by financing activities                           8,320,000                   130,000
                                                                         -----------                 ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           4,827,000                  (150,000)
CASH AND CASH EQUIVALENTS, at beginning of period                            308,000                   152,000
                                                                         -----------                 ---------
Cash and Cash Equivalents, at end of period                              $ 5,135,000                 $   2,000
                                                                         ===========                 =========
Supplemental Cash Flow Information:
  Cash paid for interest                                                 $    38,000                 $  15,000
                                                                         ===========                 =========
  Equipment acquired under capital leases                                $   522,000                 $ 178,000
                                                                         ===========                 =========
  Account payable converted to common stock                              $         -                 $  44,000
                                                                         ===========                 =========

    See accompanying notes to condensed consolidated financial statements.

                     EBASEONE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999


(1)  PRESENTATION OF INTERIM INFORMATION

  The unaudited financial statements and related notes are presented as permitted by Form 10-Q, and do not contain certain information included in ebaseOne's audited consolidated financial statements and notes for the fiscal year ended September 30, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in the Form S-1 file number 333-33994 of ebaseOne Corporation (the "Company") and notes thereto, for its fiscal year ended September 30, 1999.


(2)  STOCKHOLDERS' EQUITY

  Common Stock

  During the six-month period ended March 31, 2000, ebaseOne issued 2,558,499 shares of common stock for net proceeds of $8,398,000. In addition, the Company issued 19,175 shares of common stock for services. The Company recorded expense of $153,000 related to these services.

  During the six-month period ended March 31, 2000, ebaseOne issued 483,797 shares of common stock upon the exercise of warrants and options. Total proceeds were approximately $203,000.

  Non-cash Compensation

  Compensation expense of $2,947,000 and $4,904,000 has been recognized for the three-month period ended March 31, 2000 and the six-month period ended
  March 31, 2000, respectively, for various options and warrants issued to employees with exercise prices below the fair value of ebaseOne's common stock on date of grant. As of March 31, 2000, the Company has approximately $5,600,000 of additional compensation expense related to these options and warrants to be recognized over the next 20 months.


(3)  CONTINGENCIES

  ebaseOne was involved in two legal actions which arose in the ordinary course of business. During the six-month period ended March 31, 2000, the Company settled the disputes for approximately $342,000, which amount is recognized as expense in the accompanying condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

  We are an ASP, offering an integrated solution that provides clients the ability to use leading business software applications through an international high-speed network connected to the Internet. Since June 1999, we have devoted substantially all of our efforts to:

 .  developing our network infrastructure;

 .  recruiting and training personnel;

 . establishing strategic business partnerships with application software providers; and

 .  raising capital.

  We began providing ASP services in November 1999 and as of April 30, 2000 had entered into approximately 25 contracts to provide ASP services. These contracts generate monthly revenues of approximately $47,000. We have incurred a cumulative net loss since inception, and at March 31, 2000, we had an accumulated deficit of approximately $12,218,000. We expect to incur additional losses during the current fiscal year, due primarily to additional early-stage costs related to:

 .  the continued expansion of our service lines;

 . the continued expansion of our facilities and our sales, technical, and administrative staff; and

 . non-cash compensation charges related to our issuance of securities to our management at below market prices.

  The operating losses incurred since our inception raise substantial doubt about our ability to meet future expected expenditures necessary to fully develop our business strategy and to continue as a going concern. Our independent auditors have issued an explanatory paragraph in their opinion in our financial statements for the year ended September 30, 1999 about the uncertainty concerning our ability to continue as a going concern.

  We currently have two non-operating subsidiaries: Synoptech Solutions Group, Inc., a Nevada corporation and Prime Net Corporation, a Texas corporation. In May 1999, we acquired substantially all of the outstanding capital stock of Synoptech Solutions. In September 1998, Synoptech Solutions acquired substantially all of the outstanding capital stock of Prime Net.

  Prime Net specialized in providing computer-based solutions for small and medium-sized businesses as a software application reseller. As Synoptech Solutions has no business operations, we acquired it to obtain many of Prime Net's sales and technical personnel, which we believed would aid us in establishing our ASP services. In November 1999, we completed the consolidation of Prime Net's business operations into ebaseOne. Although we have continued Prime Net's former business operations, we do not intend the operations to be a material portion of our ongoing operations. As we only began conducting our ASP operations in November 1999, Prime Net's former business operations have accounted for substantially all of our revenues. We intend to merge Synoptech Solutions and Prime Net into ebaseOne in the future since they conduct no substantial operations.

  We currently have no exposure to foreign currency exchange rate fluctuations, since we have no foreign operations. If we initiate future foreign operations, we will seek to minimize our exposure to foreign currency exchange rate fluctuations by requesting that our customers purchase our products in United States dollars or by entering into transactions to attempt to hedge some of the risks of foreign currency exchange rate fluctuations.

  Non-Cash Compensation Charges Resulting from Below Market Securities Issued

  For the quarter ended March 31, 2000, we incurred non-cash compensation charges of $2,947,000, which related to below market issuance of securities to non-technical employees and management. As a result of vesting schedules for some warrants issued to management, up to $9,500,000 of non-cash compensation charges will be recorded as a general and administrative expense during the fiscal periods ending September 30, 2000 and 2001.

  Some of the warrants vest upon our achieving performance goals, either as a result of achieving specific revenues or common stock prices. As a result, we cannot predict the periods in which the deferred compensation expense relating to these management warrants will be expensed. The magnitude of these charges will likely result in us reporting very large operating losses for fiscal 2000 and 2001.

  Capitalization of Costs and Expenses of ASP Services

  We will incur up-front costs related to the delivery of our ASP services. The costs to operate our network and data centers will be recognized as period costs. Costs related to the acquisition of hardware will be capitalized and depreciated over the estimated useful life of the hardware. Costs related to the acquisition of software licenses, as well as the costs related to the customization and implementation of the software will be capitalized and amortized over either:

 . the shorter of the useful life of the license or the term of the license agreement, or

 . the term of the individual client contract, depending on the nature of the software license agreement.

  Amortization will be based on current and future revenue from each product, but will not be less than that computed on a straight-line basis over the remaining useful life. Direct costs related to the integration of software applications for a client on our network will be capitalized and amortized over the contract period.

  Concentration of Credit Risk

  Financial instruments which potentially expose us to concentrations of credit risk consist primarily of accounts receivable. We do not believe a significant credit risk exists at March 31, 2000. We maintain deposits in banks which exceed, at times, the federal deposit insurance available. We periodically assess the financial condition of the institutions and believe that any possible deposit loss is minimal.

RESULTS OF OPERATIONS

  The results of operations for the quarter and six month periods ended March 31, 1999 are based on the former business operations of Prime Net, and do not reflect our new ASP business operations. In view of the rapidly changing nature of our business, our recent entrance into the ASP market, and our limited operating history, we believe that period to period comparisons of our revenue and operating results are not necessarily meaningful and should not be relied upon as indications of our future performance.

QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

  Revenues

  Total revenues for the quarter ended March 31, 2000 was $144,000, compared to $170,000 for the quarter ended March 31, 1999. Product sales decreased from $117,000 to $88,000, or 33%. For the quarter ended March 31, 2000, service revenues increased to $56,000 from $53,000 during the quarter ended March 31, 1999, or 5%. Product sales decreased because the company began concentrating more heavily on deploying the ASP model. Through the initial stages of deployment, the sales force placed greater emphasis on establishing name recognition for ebaseOne. This, therefore, caused a decrease on efforts related to the sale of off-the-shelf products. The increase in service revenue was due primarily to training efforts on product sales from the previous quarter.

  Operating Expenses

  Cost of goods sold-products. For the quarter ended March 31, 1999, cost of goods sold-products increased to $60,000 from $49,000 during the quarter ended March 31, 1999. The main reason for the increase can be contributed to consulting fees for an ASP client and higher product costs. Our gross profit margin for products sold decreased to 58% for the quarter ended March 31, 2000 from 71% for the quarter ended March 31, 1999. This decrease was due to higher commissions and lower margins on the decreased activity.

  Compensation-technical staff. For the quarter ended March 31, 2000, the compensation to technical staff increased to $361,000 from $63,000 during the quarter ended March 31, 1999. The increase of 469% was primarily attributable to additional employees added to our technical staff and to non-cash compensation charges of $43,000 during the quarter. The non-cash compensation charges arose from securities issued to technical employees with exercise prices below quoted market prices. Our technical staff increased primarily as a result of building the foundation for our ASP services. During the three month period ended March 31, 1999 and 2000, for accounting purposes, all of the compensation incurred by our technical staff was recorded as compensation-technical staff, regardless of whether they were performing billable services to clients or working on developing our ASP business.

  While we do not believe it is meaningful to track costs of sales for service revenues, we do track billable hours based upon the time involved to complete the project. Work orders are prepared and signed by both our engineers and clients at the end of each day. These work orders reflect the hours incurred by our professionals and the services performed. By signing the work order the client is agreeing that the services were provided in conformity with the scope of work defined in the related proposal. Our management team reviews the work orders regularly to determine whether the hours incurred and services provided differ from the hours and scope specified in the related proposal.

  General and Administrative Expenses

  For the quarter ended March 31, 2000, general and administrative expenses increased to $4,932,000 from $274,000 during the quarter ended March 31, 1999, an increase of $4,658,000. The primary portions of the increase are discussed below:

 . A non-cash compensation charge of $2,947,000 resulting from securities issued to consultants and management employees with exercise prices below quoted market prices. There is no corresponding charge in the prior period.

 . A $394,000 increase in salaries, or 487%. The increase is attributable to an increase in employees from 11 to 45 during the period.

 . A $157,000 increase in legal and accounting fees, or 1,980%. The increase is attributable to the completion of our initial public filing, auditing and accounting fees, reviewing quarterly activity, and an increase in our general business activity.

 . A $153,000 increase in recruiting fees, or 100%. The increase is attributable to the hiring of executives and other professionals with knowledge and experience in the high-tech industry.

 . A $248,000 increase in advertising, or 5412%. This increase is due to our deployment of the ASP model.

  Net Loss

  For the quarter ended March 31, 2000, our net loss increased to $5,136,000 from $226,000 during the quarter ended March 31, 1999. The increase was primarily attributable to the increase in general and administrative expenses as discussed above.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999

  Revenues

  Total revenues for the six months ended March 31, 2000 was $381,000, compared to $359,000 for the six months ended March 31, 1999. Product sales increased from $253,000 to $294,000, or 16%. For the six months ended March 31, 2000, service revenues decreased to $87,000 from $106,000, during the six months ended March 31, 1999, or 18%. The reason that product sales increased and service revenue decreased was that a larger component of the total revenues during this period was related to products sales versus service revenues.

  Operating Expenses

  Cost of goods sold-products. For the six months ended March 31, 2000, cost of goods sold-products increased to $176,000 from $153,000 during the six months ended March 31, 1999, which corresponds to increased product sales. Our gross profit margin for products sold remained consistent at 40% for the six months ended March 31, 2000 and March 31, 1999.

  Compensation-technical staff. For the six months ended March 31, 2000, the compensation to technical staff increased to $471,000 from $124,000 during the six months ended March 31, 1999. The increase of 279% was primarily attributable to additional employees added to our technical staff and to non-cash compensation charges of $43,000 during the six months. The non-cash compensation charges arose from securities issued to technical employees with exercise prices below quoted market prices. Our technical staff increased primarily as a result of building the foundation for our ASP services. During the six-month period ended March 31, 1999 and 2000, for accounting purposes, all of the compensation incurred by our technical staff was recorded as compensation-technical staff, regardless of whether they were performing billable services to clients or working on developing our ASP business.

  General and Administrative Expenses

  For the six months ended March 31, 2000, general and administrative expenses increased to $7,834,000 from $454,000 during the six months ended March 31, 1999, an increase of $7,380,000. The primary portions of the increase are discussed below:

 . A non-cash compensation charge of $4,860,000 resulting from securities issued to consultants and management employees with exercise prices below quoted market prices. There is no corresponding charge in the prior period.

 . A $567,000 increase in salaries, or 545%. The increase is attributable to an increase in employees from 11 to 45 during the period.

 . A $311,000 increase in legal and accounting fees, or 3,451%. The increase is attributable to the completion of our initial public filing, auditing and accounting fees, reviewing quarterly activity, and an increase in our general business activity.

 . A $198,000 increase in recruiting fees, or 100%. The increase is attributable to the hiring of executives and other professionals with knowledge and experience in the high-tech industry.

 . A $264,000 increase in advertising, or 2844%. This increase is due to our deployment of the ASP model.

  Net Loss

  For the six months ended March 31, 2000, our net loss increased to $8,061,000 from $386,000 during the six months ended March 31, 1999. The increase was primarily attributable to the increase in general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2000, we had working capital of $4,396,000 and had negative cash flows from operations of approximately $3,126,000. We anticipate incurring losses from operations during the current fiscal year. As a result, we do not expect to receive cash flow from operations during the current fiscal year. At the present time we cannot estimate when, or if, our operations will generate positive cash flows from operations. We do not have any significant credit facilities available with financial institutions or other third parties and until we can generate cash flow from operations, we will be dependent upon external sources of best-efforts financing.

  We intend to use our available working capital to further our business plan. Specifically, our business plan requires:

 .  hiring additional executive, marketing, and technical personnel;

 .  launching an extensive marketing campaign;

 . building our global command center to provide customer support, application management, and network monitoring; and

 . other general corporate expenditures incurred in implementing our business plan.

At this time, it is difficult to estimate how we will allocate our available funds. The allocation will be based on a variety of business factors that we can not predict with certainty at this time, including the rate we obtain new customers and the rate we hire new employees. At this time, we also cannot predict with certainty what our monthly operating expenditure will be. Keeping these factors in mind, we estimate that our available proceeds will provide sufficient liquidity until August 2000. This period may be shortened if we experience increased competition and higher costs associated with hiring necessary personnel. After August 2000, we will be required to seek additional capital to continue to fund our business operations.

  After August 2000, we will likely be dependent upon best efforts equity and debt financing, of which we have no firm commitments or arrangements, and on the exercise of outstanding warrants. We can provide no assurance that we will be successful in any future financing effort to obtain the necessary working capital to support our operations. If we are unable to obtain necessary financing from external sources before August 2000, we may need to curtail operations or sell assets. Therefore, on a short-term basis, or during calendar year 2000, we will require additional funding in August 2000. Since we do not expect to generate positive cash flows from operations, this funding will need to be external funding. On a long-term basis, or after calendar year 2000, we will also require additional external financing.

  In connection with the sale of $9,000,000 of common stock during the six-month period ended March 31, 2000, we issued warrants to purchase 833,000 shares of common stock at an exercise price of $5.18 per share. The fair value of these warrants using the Black-Scholes model is approximately $18,408,000. In addition, as part of the $9,000,000 financing discussed above, we issued an adjustable warrant that requires us to issue additional shares of common stock if the price of our common stock is less than $5.31 per share. Although we do not the exact number of shares that we expect to issue pursuant to this warrant, we expect the number of shares to be significant.

  As of March 31, 2000, we had long-term notes payable consisting of $269,000 to financial institutions due through October 2004 in monthly installments ranging from $239 to $1,147 at interest rates ranging from 7.95% to 21.03%. Of this note payable, $44,000 is due during the year ended September 30, 2000. In addition, during fiscal 2000 we have capital lease commitments on equipment totaling $577,000 and lease commitments on office space of $169,000. We believe our current cash position will be sufficient to fund our obligations until August 2000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk principally as a result of changes in interest rates. Through March 31, 2000, we invested our excess cash in cash equivalents. Our long-term debt outstanding at March 31, 2000 requires the payment of interest at fixed rates of interest. As of March 31, 2000, our exposure to reasonably possible near-term changes in interest rates was not significant to our financial position, results of operations, and cash flows.


                                    PART II
                               OTHER INFORMATION

  Pursuant to the Instructions to Part II of the Form 10-Q, Items 1 and 3-5 are omitted.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In January and March 2000, we issued 26,500 shares of common stock to three sophisticated investors on the exercise of outstanding options. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. The investors had general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the company.

  In March 2000, we issued 87,888 shares of common stock to an accredited investor on the exercise of an outstanding warrant. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering to an accredited investor.

  In March 2000, we issued 19,175 shares of common stock to an accredited investor in settlement of litigation. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering to an accredited investor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


EXHIBIT NO.           IDENTIFICATION OF EXHIBIT
-----------           -------------------------

2.1 Exchange Agreement between Norske Energy Corporation and Synoptech Solutions Group, Inc. (Filed previously on Form S-1, file number 333-91439)
3.1 Amended and Restated Articles of Incorporation (Filed previously on Form S-1, file number 333-91439)
3.2            By-Laws (Filed previously on Form S-1, file number 333-91439)
4.1 Form of Specimen of common stock (Filed previously on Form S-1, file number 333-91439)
10.1 Employment Agreement of John Frazier Overstolz (Filed previously on Form S-1, file number 333-91439)
10.2 Employment Agreement of Charles W. Skamser (Filed previously on Form S-1, file number 333-91439)
10.3 Employment Agreement of Michael A. Sooley (Filed previously on Form S-1, file number 333-91439)
10.4           Employment Agreement of Scott Feuless (Filed previously on
               Form S-1, file number 333-91439)
10.5 1999 Stock Option Plan (Filed previously on Form S-1, file number 333-91439)
10.6 Cooperative Marketing Agreement with Phonoscope Communications, Ltd. (Filed previously on Form S-1, file number 333-91439)
10.7 Securities Purchase Agreement Between ebaseOne Corp. and the Investors Signatory Hereto Dated as of November 15, 1999 (Filed previously on Form S-1, file number 333-91439)
10.8 Level 3 Communications, LLC Terms and Conditions for Delivery of Service (Filed previously on Form S-1, file number 333-91439) **
10.8(b) Level 3 Communications, LLC commitment order (Filed previously on Form S-1, file number 333-91439) **
10.9 Master License Agreement with Marimba, Inc. (Filed previously on Form S-1, file number 333-91439) **
10.10 ASP License Agreement with SalesLogix Corporation (Filed previously on Form S-1, file number 333-91439) **
10.11 Sun Microsystems, Inc. Service Provider Agreement Master Terms (Filed previously on Form S-1, file number 333-91439) **
10.12 Paperchaser.com, Inc. CorServ Service Order (Filed previously on Form S-1, file number 333-91439) **
10.13 Microsoft Direct Commercial Service License Agreement (Filed previously on Form S-1, file number 333-91439)
10.14 Memorandum of Understanding with Cisco Systems, Inc. (Filed previously on Form S-1, file number 333-91439)
10.15 The Greenspoint Technology Center, Houston, Texas Net Lease (Filed previously on Form S-1, file number 333-91439)

10.16 Employment Agreement of Dennis White (Filed previously on Form S-1, file number 333-33994)
21.1           List of Subsidiaries (Filed previously on Form S-1, file
               number 333-91439)
27.1           Financial Data Schedule
___________________
** We have omitted some portions of these exhibits and have received confidential treatment from SEC relating to the omitted portions.


     (B)   REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ebaseOne Corporation


Date:  May 15, 2000          By: /s/ RORY COLE
                                ---------------------------------------
                                     Rory Cole, Chief Financial Officer